Form 10-K405
period 2000-12-31
SEQUOIA MORT TRUST 4 MORT LOAN ASSET BACK PASS-THROUGH CERT
filed 2001-03-30
CIK 1109659

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________.

COMMISSION FILE NUMBER:  333-81429

MERRILL LYNCH MORTGAGE INVESTORS, INC. (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT, DATED MARCH 1, 2000, PROVIDING FOR THE ISSUANCE OF THE SEQUOIA MORTGAGE TRUST 4, MORTGAGE LOAN ASSET BACKED CERTIFICATES)

                     MERRILL LYNCH MORTGAGE INVESTORS, INC.
             (Exact Name of registrant as specified in its charter)

                     DELAWARE                                     13-5674085
 (State or other jurisdiction of incorporation or    (I.R.S. employer identification no.)
                   organization)

     250 VESEY STREET, WORLD FINANCIAL CENTER
              NORTH TOWER, 10TH FLOOR
                   NEW YORK, NY                                   10281-1310
     (Address of principal executive offices)                     (Zip code)

                                 (212) 449-0336
              (Registrant's telephone number, including area code)

Securities  registered  pursuant to Section 12(b) of the Act:         Securities  registered  pursuant to Section  12(g) of the Act:

                          NONE                                                                       NONE
                    (Title of class)                                                           (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                     MERRILL LYNCH MORTGAGE INVESTORS, INC.
        SEQUOIA MORTGAGE TRUST 4, MORTGAGE LOAN ASSET BACKED CERTIFICATES

                                      INDEX

                                                                                                Page
                                                                                                ----

PART I  ...................................................................................       3
        ITEM 1   -  BUSINESS...............................................................       3
        ITEM 2   -  PROPERTIES.............................................................       3
        ITEM 3   -  LEGAL PROCEEDINGS......................................................       3
        ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS.......................................................       3

PART II ...................................................................................       3
        ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                    RELATED STOCKHOLDER MATTERS............................................       3
        ITEM 6   -  SELECTED FINANCIAL DATA................................................       3
        ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................       3
        ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................       3
        ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................       3


PART III...................................................................................       4
        ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF
                    THE REGISTRANT.........................................................       4
        ITEM 11  -  EXECUTIVE COMPENSATION.................................................       4
        ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT..................................................       4
        ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................       4

PART IV ...................................................................................       5
        ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K....................................................       5

SIGNATURES     ............................................................................       6
INDEX TO EXHIBITS..........................................................................       7

                                     PART I

ITEM 1 - BUSINESS

        Not Applicable.

ITEM 2 - PROPERTIES

        Merrill Lynch Mortgage Investors, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3 - LEGAL PROCEEDINGS

        The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Loan Asset Backed Certificates, the Sequoia Mortgage 4 Trust (the "Trust); the Pooling and Servicing Agreement; the Indenture; the Indenture Trustee; the Depositor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        To the best knowledge of the Depositor, there is no established public trading market for the Certificates.

        The Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2000, there were fourteen holders of the Class A Pass-Through Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

        Not Applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

        Not Applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

        Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Depositor is a wholly-owned limited purpose subsidiary of Merrill Lynch Mortgage Capital Inc., which is a wholly-owned indirect subsidiary of Merrill Lynch & Co., Inc. The Trust is a Delaware statutory business trust wholly-owned by the Depositor.

        The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Pass-Through Certificates; (ii) the principal amount of the Class A Pass-Through Certificates owned by each and (iii) the percent that the principal amount of the Class A Pass-through Certificates owned by such entity represents of the outstanding principal amount of such Class A Pass-Through Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

      Name and Address                     Principal Amount Owned        Percentage of Outstanding Amount
      ----------------                     ----------------------        --------------------------------
      Bank of New York                           $32,500,000                        8.62%
      925 Patterson Plank Road
      Secaucus, NJ  07094

      Bankers Trust Company                      $42,400,000                       11.24%
      648 Grassmere Park Road
      Nashville, TN  37211

      Boston Safe Deposit and Trust              $30,900,000                        8.19%
       Company
      c/o Mellon Bank N.A.
      Thee Mellon Bank Center
      Room 153-3015
      Pittsburgh, PA  15259

      Chase Manhattan Bank                      $125,121,000                       33.18%
      4 New York Plaza, 13th Floor
      New York, NY  10004

      Deutsche Banc Alex. Brown Inc. -           $96,598,000                       25.61%
      DBSI Account
      175 Water Street
      New York, NY  10038

      State Street Bank and Trust                $31,900,000                        8.46%
      Company
      1776 Heritage Drive
      Global Corporate Action Unit
       JAB 5NW
      No. Quincy, MA  02171


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this report:

                1. Financial Statements:

                        Not applicable.

                2. Financial Statement Schedules:

                        Not applicable.

                3. Exhibits:

            Exhibit No.       Description
            -----------       -----------
               99.1*          Statement of Compliance of the Servicer pursuant
                              to Section 6.04 of the Master Servicing Agreement
                              and Section 2.04(n) of the Insurance and Indemnity
                              Agreement.

               99.2* Independent Accountant's Report with respect to the Servicer's overall servicing operations pursuant to the Pooling and Servicing Agreement.

               99.3*          Statement of Compliance of the Issuer pursuant to
                              Section 2.04(d) of the Insurance and Indemnity
                              Agreement.

--------------

* The document is not due to be delivered until April 1, 2001. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MERRILL LYNCH MORTGAGE INVESTORS, INC.

                                *By: SEQUOIA MORTGAGE FUNDING CORPORATION, Not in its individual capacity but solely as Mortgage Loan Seller,
                                        with limited power of attorney,
                                        under the Pooling and Servicing
                                        Agreement dated March 1, 2000


                                        By:     /s/ Harold F. Zagunis
                                           -------------------------------------
                                        Name:   Harold F. Zagunis

                                        Title:  Chief Financial Officer,
                                                Treasurer and Secretary



Date:    March 31, 2001.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Depositor and in the capacities and on the dates indicated:


                  Signature                      Position                                  Date
                  ---------                      --------                                  ----
 * /s/ Barry S. Blattman                President and Director                             March 31, 2001
--------------------------------------  (Principal Executive Officer)
Barry S. Blattman

 * /s/ Thomas W. Layton                 Treasurer and Director                             March 31, 2001
--------------------------------------  (Principal Financial Officer/Principal
Thomas W. Layton                        Accounting Officer)


 * /s/ Michael M. McGovern              Secretary and Director                             March 31, 2001
--------------------------------------
Michael M. McGovern

 * /s/ Donald J. Puglisi                Director                                           March 31, 2001
--------------------------------------
Donald J. Puglisi

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.       Description
-----------       -----------
99.1*             Statement of Compliance of the Servicer pursuant to Section 6.04 of the
                  Master Servicing Agreement and Section 2.04(n) of the Insurance and
                  Indemnity Agreement.  (To be supplied upon receipt by the trustee.)

99.2* Independent Accountant's Report with respect to the Servicer's overall servicing operations pursuant to the Pooling and Servicing Agreement. (To be supplied upon receipt by the trustee.)

99.3*             Statement of Compliance of the Issuer pursuant to Section 2.04(d) of the Insurance and Indemnity Agreement.

--------------

* The document is not due to be delivered until April 1, 2001. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.