Form 10-K405/A
period 2000-12-31
SEQUOIA MORT TRUST 4 MORT LOAN ASSET BACK PASS-THROUGH CERT
filed 2001-06-14
CIK 1109659

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Securities  registered  pursuant to Section 12(b) of the      Securities  registered  pursuant to Section  12(g) of
                        the Act:                                                    the Act:

                          NONE                                                        NONE
                    (Title of class)                                            (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                     MERRILL LYNCH MORTGAGE INVESTORS, INC.
        SEQUOIA MORTGAGE TRUST 4, MORTGAGE LOAN ASSET BACKED CERTIFICATES

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I         .....................................................................................3

               ITEM 1   -  BUSINESS.................................................................3

               ITEM 2   -  PROPERTIES...............................................................3

               ITEM 3   -  LEGAL PROCEEDINGS........................................................3

               ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS.........................................................3

PART II        .....................................................................................3

               ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS..............................................3

               ITEM 6   -  SELECTED FINANCIAL DATA..................................................3

               ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................3

               ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................3

               ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE...................................3

PART III       .....................................................................................4

               ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT...........................................................4

               ITEM 11  -  EXECUTIVE COMPENSATION...................................................4

               ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT....................................................4

               ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................4

PART IV        .....................................................................................5

               ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K......................................................5

SIGNATURES     .....................................................................................6
INDEX TO EXHIBITS...................................................................................7

                                     PART I

ITEM 1   -  BUSINESS

            Not Applicable.

ITEM 2   -  PROPERTIES

            Merrill Lynch Mortgage Investors, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3   -  LEGAL PROCEEDINGS

            The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Loan Asset Backed Certificates, the Sequoia Mortgage 4 Trust (the "Trust); the Pooling and Servicing Agreement; the Indenture; the Indenture Trustee; the Depositor; the Seller; or the Servicer which relates to the Trust.

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

              Name and Address              Principal Amount Owned        Percentage of Outstanding Amount
              ----------------              ----------------------        --------------------------------
      Bank of New York                           $32,500,000                        8.62%
      925 Patterson Plank Road
      Secaucus, NJ  07094

      Bankers Trust Company                      $42,400,000                        11.24%
      648 Grassmere Park Road
      Nashville, TN  37211

      Boston Safe Deposit and Trust              $30,900,000                        8.19%
       Company
      c/o Mellon Bank N.A.
      Thee Mellon Bank Center
      Room 153-3015
      Pittsburgh, PA  15259

      Chase Manhattan Bank                       $125,121,000                       33.18%
      4 New York Plaza, 13th Floor
      New York, NY  10004

      Deutsche Banc Alex. Brown Inc.-             $96,598,000                        25.61%
      DBSI Account
      175 Water Street
      New York, NY  10038

      State Street Bank and Trust                $31,900,000                        8.46%
      Company
      1776 Heritage Drive
      Global Corporate Action Unit
       JAB 5NW
      No. Quincy, MA  02171


ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                     PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as part of this report:

                  1.         Financial Statements:

                             Not applicable.

                  2.         Financial Statement Schedules:

                             Not applicable.

                  3.         Exhibits:

                             Exhibit No.           Description
                             -----------           -----------
                             99.1                  Statement of Compliance of the Servicer pursuant to Section 6.04 of the
                                                   Master Servicing Agreement and Section 2.04(n) of the Insurance and
                                                   Indemnity Agreement.

                             99.2                  Independent Accountant's Report with respect to the Servicer's overall servicing operations pursuant to the Pooling and Servicing Agreement.

                             99.3                  Statement of Compliance of the Seller pursuant to Section 2.04(d) of the Insurance and Indemnity Agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MERRILL LYNCH MORTGAGE INVESTORS, INC.

                                    * By: SEQUOIA MORTGAGE FUNDING CORPORATION,

                                          Not in its individual capacity but
                                          solely as Mortgage Loan Seller,
                                          limited power of attorney, under the
                                          Pooling and Servicing Agreement dated
                                          March 1, 2000

                                          By:    /s/ Harold F. Zagunis
                                             -----------------------------------
                                          Name:  Harold F. Zagunis
                                          Title: Chief Financial Officer,
                                                 Treasurer and Secretary

Date:    June 14, 2001.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Depositor and in the capacities and on the dates indicated:

                  Signature                      Position                                  Date
                  ---------                      --------                                  ----
* /s/ Barry S. Blattman               President and Director                          June 14, 2001
------------------------------        (Principal Executive Officer)
Barry S. Blattman


* /s/ Thomas W. Layton                Treasurer and Director                          June 14, 2001
------------------------------        (Principal Financial Officer/Principal
Thomas W. Layton                      Accounting Officer)

* /s/ Michael M. McGovern             Secretary and Director                          June 14, 2001
------------------------------
Michael M. McGovern

* /s/ Donald J. Puglisi               Director                                        June 14, 2001
------------------------------
Donald J. Puglisi

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.       Description
-----------       -----------
99.1              Statement of Compliance of the Servicer pursuant to Section
                  6.04 of the Master Servicing Agreement and Section 2.04(n) of
                  the Insurance and Indemnity Agreement.

99.2 Independent Accountant's Report with respect to the Servicer's overall servicing operations pursuant to the Pooling and Servicing Agreement.

99.3              Statement of Compliance of the Seller pursuant to Section
                  2.04(d) of the Insurance and Indemnity Agreement.